Form 10-K
period 1998-12-31
MERIDIAN GOLD INC
filed 1999-04-06
CIK 1016888

MESSAGE TO SHAREHOLDERS

1998 was a good year for Meridian Gold in many respects. While gold continued to struggle and ended the year below the $300 level again, Meridian's shares outperformed the sector, providing a rare oasis of hope amidst the sustained drought afflicting the goldindustry. Meridian's share price went from C$4.00 to C$9.00, a gain of 125% and the highest gain within the sector on the Toronto Stock Exchange. Some of the factors driving this performance included:

GOLD RESOURCES INCREASED 19% WITH THE DISCOVERY OF QUEBRADA COLORADA AT EL PENON The discovery of the high-grade Quebrada Colorada zone in 1998 will transform Meridian Gold into one of the lowest cost gold producers over the next couple of years.

Based on 172 drill holes into the zone, Meridian estimates approximately one million ounces of gold in resource, grading 27 g/tonne gold and 410 g/tonne silver, or 33 g/tonne gold equivalent.

CONSTRUCTION AND DEVELOPMENT  COMMENCED AT EL PENON

In August, underground mine development began with the Chilean mining contractor, Constructora Gardilcic. Underground development is progressing well. In September, we signed a fixed price Engineering, Procurement, and Construction contract with Fluor-Signet. Engineering and construction are proceeding on schedule and on budget.

With the addition of Quebrada Colorada, El Penon should become a world class asset producing approximately 250,000 ounces of gold per year at a cash cost of about $100 per ounce.

EL PENON DEBT FINANCING WAS ARRANGED

A $50 million financing to complete the construction of El Penon was obtained through Standard New York and Standard Bank London Ltd., at favorable terms.

FURTHER GROWTH OPPORTUNITIES WITH NEW MINERALIZATION WERE DISCOVERED AT EL PENON

In the second half of 1998, exploration identified two new mineralized structures with ore-grade mineralization, Playa and Vista Norte. These two areas will be high priority exploration targets for 1999. With the recent discoveries of Quebrada Colorada, Doncella, Playa, and Vista Norte, we believe the El Penon gold system will grow larger than what has currently been delineated. Based on our experience in exploration in this area, we believe our El Penon property will eventually become a mining district.

ROSSI PROJECT WAS PUT ON FAST TRACK WITH BARRICK

In September, a joint venture agreement was signed with Barrick Gold Corporation on our Rossi project on the Carlin Trend in Nevada. Barrick can earn 60% of the Rossi project by spending $15 million over a four-year period, with $10 million required to be spent in the first two years. During the first quarter of 1999, Barrick is expected to initiate a $5 million underground program to confirm and explore the existing high-grade resource containing about 1 million ounces of gold. This program will provide the basic infrastructure for a future underground mine. This underground development, when combined with the contractual access to Barrick's existing processing facilities, could provide Meridian with significant growth potential in the near future.

1998 OPERATING PERFORMANCE AT EXISTING MINES MET OR EXCEEDED EXPECTATIONS

Gold production of 215,000 ounces from Beartrack and Jerritt Canyon exceeded expectations. Cash costs were lower than projected at $204 per ounce, reflecting the production enhancement and cost reduction programs taking effect at both mines. Meridian's safety and environmental record remained unblemished - we operated without any lost time accidents and there were no reportable environmental incidents.

                               FINANCIAL RESULTS

Again, and as expected, Meridian did not produce positive earnings in 1998 as a result of our growth programs and low gold prices. With an average realized gold price of $307 per ounce, a $13 million exploration program which was expensed, and a $20 million asset impairment at Beartrack (reflecting reserves calculated at $300 gold), Meridian recorded a loss of $39 million, or $0.53 per share. Cash flows generated from our existing mines were better than expected, reflecting higher gold production and lower costs than what were budgeted. These cash flows helped defray some of the additional costs of exploring and developing Quebrada Colorada.

With all of Meridian's reserves valued at a $300 gold price, and with El Penon and Rossi being currently developed, the foundation is in place for future profit growth.

                              GROWTH GOLD BUSINESS

In 1998, we emphasized our commitment to becoming a growth gold business, in spite of the current $300 gold environment. Each of these words has an important meaning to us.

First of all, we are indeed a company committed to GROWTH. The present vehicle for this growth is El Penon, with excellent potential from Rossi and our grass roots exploration program. We also intend to grow through acquisition, and to that end we have been working hard to find and execute a strong, accretive acquisition. Our efforts have not met with success to this point, but we will continue our efforts in the acquisition area.

Second, our focus is on GOLD. Over the past 18 years, we have developed an expertise in the precious metals industry by making five grass roots discoveries, building five gold mines, and operating these mines efficiently and profitably. We will continue to leverage this experience in the precious metals industry.

Third, we are a BUSINESS. That means we run our company with our shareholders in mind, and we employ sound business principles in everything we do. We strive to be careful and dedicated stewards of your investment and your trust. Meridian's growth plan is more than growing production and reserves, but includes growing cash flows and earnings. With commercial production planned for El Penon for the first quarter of 2000, Meridian should enter the new century as a profitable growth business.

BOARD APPOINTMENTS

In February of 1999, Mr. Patrick J. Mars resigned from the board to accept a position in London with an investment banking concern. We thank Patrick for his contributions to Meridian.

Also in  February  of 1999,  we  welcomed  two new  members  to our  board.  Mr.
Christopher R. Lattanzi is a mining engineer and President of Micon International Limited, mineral industry consultants. Mr. Robert G. Matthews retired as Vice President and Director, Corporate Finance, after 33 years with RBC Dominion Securities Inc., specializing in the mining industry. Both Mr. Lattanzi and Mr. Matthews bring valuable experience and insight to our board, and we look forward to the benefits of their participation.

MANAGEMENT CHANGES

We would like to announce the following changes to Meridian's management which occurred over the course of 1998. First of all, Mr. Don Beckwith retired as the Company's Vice President of Operations, effective December 31, 1998. Mr. Beckwith has been retained through 1999 on a consulting basis to assist with construction issues at El Penon. Mr. Gonzalo Tufino, previously the General Manager of El Penon, was promoted in July to Vice President and General Manager of El Penon. Mr. Pete Dougherty, the Company's Corporate Controller, was elected an officer of the Company in July, along with Mr. Wayne Hubert, the Company's Investor Relations Officer. Finally, in August the Meridian team welcomed Mr. Edgar Smith as Vice President of Operations, North America. Mr. Smith came to us from Coeur.

1999 OUTLOOK

Our priorities for 1999 are very easily summarized: We will continue to build the strength of our gold business, and we will seek to grow - through grass-roots exploration, through continuing exploration work at El Penon and at our joint ventures of Rossi and Jerritt Canyon, and through smart acquisitions.

Beartrack's production target for 1999 is 110,000 ounces, with expected cash costs of $205 per ounce. At Jerritt Canyon we expect to produce 100,000 ounces at cash costs of $210 per ounce.

Grass-roots exploration will continue in 1999 in Chile and Nevada, and will expand into Peru and Mexico as we continue to leverage our proven exploration talent. We have planned expenditures of approximately $9 million in 1999, of which about half will be spent at El Penon.

The coming year will be an exciting and momentous year in the history of Meridian Gold. We are proud of our progress since becoming a public company in July of 1996; we are excited about our future; and we are more determined than ever to succeed in our endeavors. Thank you for your support and your trust.

On behalf of the Board of Directors, February 18, 1999,

David S. Robertson                         Brian J. Kennedy
Chairman of the Board                      President & Chief Executive Officer

                            CORPORATE RESPONSIBILITY

Meridian continues to show its regard for the environment, and for the health and happiness of its employees. The Company's policies in these regards are strongly worded and taken seriously.

ENVIRONMENTAL AND SAFETY PERFORMANCE

Meridian operates the Beartrack mine, situated in the picturesque mountains near Salmon, Idaho. During 1998, the Beartrack mine achieved its fourth straight year without any Notices of Violation. This is a direct result of our operating focus to make mining and processing compatible with environmental responsibility.

1998 was completed without a lost time accident at Beartrack, and January 19, 1999 marked two full years without a lost time accident. The mine received zero serious citations from the Mine Safety and Health Administration, and once again qualified to be included in the Holmes Safety Society's "Sentinels of Safety" award program competition.

MERIDIAN'S ENVIRONMENTAL POLICY

Meridian Gold has a proud history of environmental awareness and achievement. This is reflected in Meridian's Environmental Policy Statement, which consists of three parts. The first two parts read as follows:

ENVIRONMENTAL POLICY STATEMENT

It is the policy of Meridian Gold Inc. to integrate protection of the natural environment and economic growth in exploring for and mining gold at home and abroad. Meridian will strive to utilize environmental protection measures that are reasonable as well as economically and technologically feasible.

ENVIRONMENTAL POLICY OBJECTIVES AND RESPONSIBILITIES

Meridian Gold's Board of Directors and senior management will endeavor to provide the leadership, support, resources and training necessary to assure that employee activities are in compliance with this Policy. Each Meridian Gold employee is expected to carry out his or her responsibilities having due regard to this Policy.

The third part addresses ongoing policy evaluation. Inasmuch as Meridian Gold conducts business in a variety of environments, the implementation of this policy is dynamic. However, the progress of the development of environmental programs will be evaluated annually by the Board of Directors and on an ongoing basis by the President/CEO and the Director of Environmental Affairs.

The environmental management program will include: regular evaluations of environmental performance at each operating facility; analyses of emerging and applicable environmental issues, identification of solutions, and development of sound standards; participation in research to develop new processes and technologies which will minimize environmental impact; environmental and economic analysis of each new program or operation with a view to minimize exposure and financial risk; effective environmental monitoring programs; an environmental awareness education plan for all Meridian Gold employees; and an annual evaluation of reclamation programs to aid in compliance with governmental requirements and the Company's environmental policy.

EL PENON

SUMMARY

--Rich gold/silver system in Northern Chile.

--High grade Quebrada Colorada deposit discovered in May 1998.

--Year-end 1998 reserves of 894,000 ounces of gold and 14.4 million ounces of silver.

--Year-end 1998 resources of 1.9 million ounces of gold and 31.6 million ounces of silver.

--Construction and development of the El Penon mine began in August of 1998.

--Production of 250,000 ounces of gold and 3.5 million ounces of silver per year should begin in late 1999 with cash costs of approximately $100 an ounce.

--$50 million debt financing secured.

El Penon had a good year, and to some that is an understatement. With the addition of the new Quebrada Colorada discovery, the El Penon mine will become a high-quality, highly profitable operation for Meridian.

QUEBRADA COLORADA ("RED DRAINAGE" IN ENGLISH)

Following more than detailed geologic mapping of the core area, the Company's geologists identified a north-south structure within a drainage to the east of Quebrada Orito. Rock samples from the surface showed little gold mineralization. Despite the low surface values, the structure was drill tested as part of a thorough exploration program on the property.

The first drill hole encountered 12m of 34 g/tonne gold, and spectacular results followed including three very high grade intercepts - 8 meters of 180 g/tonne gold and 2,197 g/tonne silver, 16 meters at 39.7 g/tonne gold and 698 g/tonne silver, and 14 meters at 296.7 g/tonne gold and 1,159 g/tonne silver.

Drilling since the initial discovery has served to confirm and expand this exciting zone of mineralization. Based on 172 drill holes, 150 reverse circulation holes and 22 core-holes, Meridian has estimated a resource of 1.1 million tonnes grading 27 g/tonne gold and 410 g/tonne silver. Underground drilling in 1999 should convert a proportion of resources to reserves as the $10 million underground development is completed. The mineralization at Quebrada

Colorada still remains open along strike and length at some locations to depth.

Quebrada Colorada transforms the El Penon project into a world class asset - it is expected to produce about 250,000 ounces of gold per year with an average cash cost of $100 per ounce.

CONSTRUCTION

A $50 million financing with Standard Bank and current cash balances will be used to fund construction costs of approximately $77 million at El Penon, $13 million of which was spent in 1998.

Underground   development  works  began  with  the  Chilean  underground  miner,
Constructora Gardilcic, in August of 1998, and have been progressing well.

Detailed engineering on the plant, by the selected Engineering, Procurement, and Construction contractor, Fluor-Signet, began in September 1998. The earthworks and concrete work for the processing facility are essentially complete, and leach tank assembly was well underway as of December 1998.

All permitting to enable the development and operation of the El Penon mine has either been completed or initiated with the proper Chilean authorities. Construction and development activities are on schedule for production ramp-up to take place in the fourth quarter of 1999. Commercial production is scheduled for the first quarter of 2000.

EXPLORATION

1998 was an exciting year for exploration, drilling very high-grade material and further expanding the potential of this project. Ore-grade mineralization was discovered at Quebrada Colorada, Doncella, Playa, and Vista Norte all within a kilometer of the mill-site. All of these mineralized areas are open along strike and require more drilling in 1999. In addition, there are geophysical targets that will receive drilling later in the year.

Total mineralized material increased from 1.8 million ounces to 2.8 million ounces of contained gold. Because El Penon is primarily an underground mine, future reserves will be delineated incrementally from the large resource base. This will eventually result in a small 2 to 5 year reserve base compared to a much larger resource base.

With the high grades of Quebrada Colorada, the numerous gold and silver mineralized intercepts in the core area, and intercepts of up to 15 g/tonne gold 6 km north of the core area at Tres Tontos, the gold system is even stronger than believed one year ago. In fact, Meridian has more high priority targets for 1999 at El Penon than it had last year at this time, and that's after drilling 286 holes during the year. The property, clearly, has tremendous potential.

ROSSI

SUMMARY

--1 million ounce resource on the prolific Carlin Trend in Nevada.

--Joint venture agreement with Barrick Gold Corporation signed in 1998.

--Barrick will construct an underground decline into the resource in 1999.

--Barrick will also initiate a surface exploration program on the property in 1999 along the Post fault.

1998 presented the Company with the challenge of how to progress the Rossi project, which in 1997 had been shown to have a resource (the STORM resource) of over 1 million ounces of deep, high-grade gold. The challenge was met, and successfully so, with the completion of a joint venture agreement with Barrick Gold Corporation.

THE JOINT VENTURE AGREEMENT

The Meridian-Barrick joint venture agreement on the Rossi property was announced on September 14, 1998. The agreement creates an operating and exploration partnership on the Rossi property, with Barrick bringing substantial underground experience in similar rock and ground conditions and the constructed facilities necessary to process Rossi ore. Barrick's proven exploration results and thorough understanding of Carlin Trend geology should enhance the process of exploiting the gold potential of this 28 square kilometer claim block.

Barrick will earn a 60% interest in the project by spending $15 million within four years of receiving all necessary regulatory approvals for all exploration (including underground) activities. $10 million is guaranteed to be spent within the first two of the four years, with at least $5 million to be spent on grassroots exploration outside Meridian's identified STORM resource area. If the Joint Venture mines ore from Rossi, Barrick will be required to process up to 1,000 tons (short tons) per day at its nearby facilities; and if the venture is terminated, Meridian retains the right to process up to 500 tons per day of Rossi ore at Barrick's facilities, on a custom-milling basis.

1999 WORK PLAN

The STORM decline exploration project will consist of a portal located near the bottom of Rayrock Yellowknife Resources' Dee Pit, with an initial 1,200 meters of drifting planned for 1999. This initial phase would include drill delineation to define the mineralization in one of three main zones within the STORM Resource area. Additional underground exploration drilling would test for extensions of known mineralization, which occur at depths ranging from 215 to 655 meters below surface. Pending favorable results, additional phases would further delineate known mineralized zones and begin preliminary mining. Currently, STORM contains a geologic resource estimated at 2.5 million tonnes averaging 12.8 grams/tonne, for 1.01 million ounces of contained gold using a cut-off grade of 6.8 grams/tonne.

A 20-hole surface exploration program is also planned for 1999, to test for additional high-grade mineralization outside the STORM resource area. Of keen interest in this program is testing of the projected extension of the Post-Betze fault through the Rossi property. The drilling will target footwall mineralization near large structures at depths to 1,250 meters below surface, using geologic, geochemical, and geophysical data. Merging the datasets of Rossi and Dee, through Barrick's Exploration Joint Venture with Rayrock, will provide an outstanding opportunity to best evaluate the 28 square kilometer Rossi land position.

BEARTRACK

SUMMARY

--1998 performance was better than budgeted with 110,000 ounces of gold produced at a cash cost of $220 per ounce.

--Mining has switched to the higher grade South Pit.

--1999 production should be 110,000 ounces of gold at a cash cost of $205 per ounce.

--The mine completed two years without a Lost-Time Accident on January 19, 1999.

Beartrack had a successful year by meeting or exceeding all budgeted production and financial targets. Production was better than expected, cash costs were in line with our projections, and the mine is performing well as it enters its latter phase of production.

1998 PERFORMANCE

Production of 110,000 ounces, 3% higher than in 1997, was accomplished despite modifications to the mine plan that were required to offset fewer ore tonnes coming out of the North Pit. This mine plan resulted in mining 27% more tonnes in 1998 than were budgeted. Cash costs for 1998 were slightly lower than expected, at $220 per ounce.

In October of 1998 the North Pit was completed and is actively being reclaimed. Also, the final phase of construction for the leach pad was completed in-house during 1998. This phase will satisfy the pad volume requirements for the remaining Beartrack reserves, which are expected to be mined by the end of 2000.

No significant exploration work was done on the Beartrack property or on surrounding properties during the year.

SAFETY AND ENVIRONMENTAL RECORD

Beartrack continues to be one of the safest mines in the United States, with a year-to-date reportable incident rate of 1.07 per 100 employees, compared to the 1997 national average for all mines (the latest published) of 8.4. On January 19, 1999, Beartrack completed two years without a lost time accident, a record of which we are very proud.

Beartrack also continued its outstanding environmental performance, with no significant reportable incidents. Goals for reducing excess process water were achieved through newly installed evaporation and recirculation systems.

1999 OUTLOOK

Beartrack is expected to produce 110,000 ounces of gold in 1999 at cash costs of $205 per ounce. Capital expenditures will be minimal, so cash flow from Beartrack in 1999 will again be strong.

JERRITT CANYON

SUMMARY

--1998 performance was better than budgeted with 105,000 ounces of gold produced at a cash cost of $187 per ounce.

--Joint venture partner, Minorco's 70% interest was sold to Anglogold in 1998.

--1999 production should be 100,000 ounces of gold at a cash cost of $210 per ounce.

--Excellent exploration potential remains on the property.

Jerritt Canyon, a joint venture operated by 70% owner Independence Mining, a subsidiary of Minorco, had an impressive year by all accounts. Production was higher than planned, cash costs were lower due to labor reductions, process improvements and increased productivity, and exploration work continued to find success in extending the life of this already long-lived mine near Elko, Nevada.

1998 PERFORMANCE

Production at Jerritt Canyon in 1998 was 105,000 ounces of gold, an 8% increase versus 1997 production of 96,000 ounces of gold. About 1.3 million tonnes of ore (on a 100% basis) were processed, due to plant availability being 5% better than budgeted. Process improvements allowed for a significant reduction in strip circuit reagent use, which contributed to a 9% improvement in cash costs, to $187 per ounce from $204 per ounce in 1997.

In October 1998 the new SSX mine was dedicated. Total tonnes mined for the year, including an acceleration in development tonnes, exceeded the budget by 28%, with ore production at budgeted levels. The Murray mine also performed well, exceeding expectations for both grade and tonnes. The Dash open pit mine fell slightly short of its production targets in 1999, but is still expected to be completed in 1999. After 1999, feed for the mill at Jerritt Canyon will come from the underground mines and from above ground stockpiles.

EXPLORATION

The Jerritt Canyon property, despite being in production since 1981, has unexplored areas. Numerous targets were explored in 1998, some of which warrant follow-up work, and additional new targets have been identified for 1999. Also, potential still exists to significantly expand both the SSX and Murray underground reserves.

1999 OUTLOOK

Jerritt Canyon is expected to produce 100,000 ounces of gold in 1999, about the same as in 1998, at cash costs of approximately $210 per ounce. Consistent with our experience in 1998, we expect to replace our reserves again in 1999 as we convert a portion of our large 1.3 million ounce resource into reserves.

1999 should also see the closing of the sale of Minorco's North and South American gold assets, including Independence Mining, to Anglogold. We look forward to getting to know our new operating partner.

                               MERIDIAN GOLD INC.
                                NOTICE OF MEETING

The Annual and Special Meeting of Shareholders (the "Meeting") of Meridian Gold Inc. (the "Corporation") will be held at 4:00 p.m. on Wednesday, April 21, 1999 in the Main Dining Room of The National Club, 303 Bay Street, Toronto, Ontario (business attire required), for the following purposes:

1. to receive the consolidated financial statements of the Corporation for the financial year ended December 31, 1998 and the auditors' report on the financial statements;

2.   to elect directors of the Corporation;

3. to reappoint KPMG LLP as auditors of the Corporation and to authorize the Board of Directors to fix their remuneration;

4.   to approve the Option/SAR Component of the 1999 Share Incentive Plan;

5.   to approve the Bonus Component of the 1999 Share Incentive Plan;

6.   to approve the Shareholder Rights Plan; and

7.   to transact any other business that may properly come before the Meeting.

Only shareholders of record at March 3, 1999 will be entitled to notice of and to vote at the Meeting. If you cannot attend the Meeting in person, please complete and return the enclosed proxy in the envelope provided. Proxies must be received by the Corporation's registrar and transfer agent, The Trust Company of Bank of Montreal, 129 St. Jacques Street West, Level B North, Montreal, Quebec H2Y 1L6, by 5:00 p.m. (Eastern Daylight Time) on April 20, 1999. If a return envelope is not enclosed with your proxy form, please mail your proxy form to The Trust Company of Bank of Montreal, P. O. Box/CP 6002, Montreal, Quebec H2Y 9Z9.

Toronto, March 16, 1999

BY ORDER OF THE BOARD

Eden M. Oliver
Secretary

STATISTICAL SUMMARY

                                                               1998       1997       1996       1995       1994
---------------------------------------------------------------------------------------------------------------
 MILLING OPERATIONS

 Tonnes of ore processed (thousands)
 Jerritt Canyon (Meridian Gold share) ...................       404        419        726        802        806
 Royal Mountain King ....................................        --         --         --         --        635

 Gold ore grade (grams per tonne milled)
 Jerritt Canyon .........................................       8.7        7.4        4.5        4.4        4.1
 Royal Mountain King ....................................        --         --         --         --        1.8

 Gold recoveries
 Jerritt Canyon .........................................        91%        91%        88%        86%        88%
 Royal Mountain King ....................................        --         --         --         --         73%

 LEACHING OPERATIONS (Beartrack)

 Tonnes of ore mined (thousands) ........................     4,088      3,764      3,969      3,539        733
 Gold ore grade (cyanide soluble grams per tonne) .......       0.8        0.9        0.9        1.2        1.2
 Gold recovery ..........................................        90%        90%        90%        90%        --

 PRODUCTION (thousands of ounces)
 Gold
 Jerritt Canyon (Meridian Gold share) ...................       105         96         93         98         98
 Beartrack ..............................................       110        107        109         49         --
 Paradise Peak ..........................................        --         --         --          4         39
 Royal Mountain King ....................................        --         --         --         --         26
                                                              -------------------------------------------------
 Total Gold .............................................       215        203        202        151        163
 Total Silver ...........................................       109         60         38         27        154
                                                              -------------------------------------------------
 Cash Cost of Production (United States $ per gold ounce)

 Jerritt Canyon .........................................       187        209        297        250        283
 Beartrack ..............................................       220        202        190        166         --
 Paradise Peak ..........................................        --         --         --        155        124
 Royal Mountain King ....................................        --         --         --         --        296
 Average ................................................       204        205        239        221        246


The  calculation  of  cash  costs  of  production   conforms  to  the  standards
recommended by the Gold Institute.

CAUTIONARY STATEMENT: Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or other future events, to be materially different from any future results, performances or achievements or other events expressly or impliedly predicted by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, factors associated with fluctuations in the market price of precious metals, mining industry risks, recent operating losses, uncertainty of title to properties, risk associated with foreign operations, environmental risks and hazards, proposed legislation affecting the mining industry, litigation, governmental regulation of the mining industry, properties without known mineable reserves, uncertainty as to calculations of ore reserves, mineral deposits and ore grades, requirement of additional financing, uninsured risks, risk of hedging strategies, competition, dependence on key management personnel, potential volatility of market price of common shares, dilution and certain anti-takeover effects.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The principal public trading markets for Meridian Gold common shares are The Toronto Stock Exchange and the New York Stock Exchange. The quarterly high and low trading prices of Meridian Gold common shares as reported on such exchanges for the years ended December 31, 1998 and 1997 are set forth in the table of Supplementary Data on page XX.

The year-end 1998 market price of Meridian Gold shares was $5 11/16 on the New York Stock Exchange. At year-end 1998, the shares closed on The Toronto Stock Exchange at CDN $9.00 per share.

Meridian Gold had 445 shareholders of record as of December 31, 1998.

SELECTED FINANCIAL DATA

The following selected financial data, for the years 1994 through 1998, have been derived from the consolidated financial statements of Meridian Gold Inc.


(in millions of United States dollars, except share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                             1998          1997            1996            1995            1994
------------------------------------------------------------------------------------------------------------------------------------
 Summary of Operations
 Sales ...........................................     $       65.7    $     68.7    $       76.2    $       57.4    $       63.4
 Costs and expenses
     Cost of sales ...............................             49.0          54.6            54.3            29.8            38.5
     Depreciation, depletion, and amortization ...             22.1          23.3            21.0            21.2            15.3
     Exploration costs ...........................             13.1          31.1            13.4            10.8            10.9
     Selling, general and administrative expenses               7.2           6.2             6.4             5.1             6.5
     Other operating expense (income) ............             (3.6)          0.4             1.9             0.3             0.3
     Provision for impairment of mining properties             19.8          26.2            --              --              --
                                                       -----------------------------------------------------------------------------
 Total costs and expenses ........................            107.6         141.8            97.0            67.2            71.5
                                                       -----------------------------------------------------------------------------
 Operating loss ..................................            (41.9)        (73.1)          (20.8)           (9.8)           (8.1)
 Interest income .................................              2.7           3.7             4.9             5.9             8.7
                                                       -----------------------------------------------------------------------------
 Gain on sale of assets ..........................             --             0.2            --               1.7            --
 Income (loss) before income taxes ...............            (39.2)        (69.2)          (15.9)           (2.2)            0.6
 Income taxes ....................................             --            --              --               4.5             2.1
                                                       -----------------------------------------------------------------------------
 Net income (loss) ...............................     $      (39.2)   $    (69.2)   $      (15.9)   $        2.3    $        2.7
                                                       =============================================================================
 Net income (loss) per common share ..............     $       (0.53)  $     (0.94)  $       (0.22)  $        0.03   $        0.04
                                                       =============================================================================
 Weighted average common shares
      outstanding (thousands) ....................         73,609        73,601          73,563          73,484          73,484
                                                       -----------------------------------------------------------------------------
 Total Assets at December 31 .....................     $      110.1    $    147.9    $      214.6    $      225.2    $      235.1
------------------------------------------------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

Sales and Earnings

Sales for 1998 decreased to $65.7 million from $68.7 million in 1997, reflecting lower realized gold prices. Gold production was 215,000 ounces, versus 203,000 ounces in 1997, and the average realized price of gold was $307 per ounce, compared to $334 per ounce in 1997. Sales in 1998 include a gain of $2.8 million on put options covering 33,000 ounces; 1997 sales included a $0.9 million gain on put options, also covering 33,000 ounces.

Cost of sales in 1998 was lower than in 1997, at $48.9 million versus $54.5 million, due largely to lower costs at Jerritt Canyon resulting from higher ore grades and improved productivity. Average cash costs declined to $204 per ounce of gold from $205 per ounce in 1997. Beartrack cash costs increased to $220 per ounce from $202 per ounce due to lower ore grades mined from the North Pit. At Jerritt Canyon, cash costs per ounce were $187 per ounce, versus $209 per ounce in 1997.

As planned, exploration expenditures decreased from $31.1 million in 1997 to $13.1 million in 1998 as work at El Penon progressed from the feasibility phase into mine development. In addition to continuing efforts to expand reserves and resources at El Penon, 1998 exploration activities successfully focused on defining the Rossi resource and on increasing reserves at Jerritt Canyon. Selling, general and administrative expenses increased to $7.2 million in 1998 from $6.2 million in 1997.

Other operating income for 1998 included $3.5 million in recoverable value-added tax (VAT) related to the Company's Chilean operations. This amount represents taxes paid prior to 1998. In November 1998 the Company applied to the Chilean Ministry of the Economy for recovery of this amount, based upon the start of development of the El Penon mine and the Company's commitment to export the mine's precious metals production. Recoveries of value-added taxes paid relating to current year expenditures are reflected as a reduction of those expenditures.

Meridian's net loss for the year was $39.2 million, compared with a net loss of $69.2 million in 1997. These losses included non-cash charges for mining property impairments of $19.8 million relating to the Beartrack mine and $26.2 million relating to the Jerritt Canyon and Beartrack mines in 1998 and 1997, respectively, due to the continuing depressed gold market. The Company did not recognize a tax benefit in either 1997 or 1998.

Liquidity and Capital Resources

Cash to meet the Company's operating needs, to finance capital expenditures and to fund exploration activities was provided from operations and from existing cash reserves. Cash provided by operating activities was $3.8 million in 1998, compared to cash used by operating activities of $7.4 million in 1997. The improvement in 1998 is due to lower operating cash costs and lower exploration spending. At December 31, 1998, cash and cash equivalents totaled $34.1 million, vs. $54.3 million as of the previous year end. This decrease is due to capital development expenditures at El Penon, as well as to continuation of the Company's successful exploration program.

Capital expenditures increased to $23.8 million in 1998, from $19.0 million in 1997. At El Penon, 1998 expenditures were $12.6 million, marking the commencement of construction activities. 1998 expenditures related to Jerritt Canyon were $9.2 million, down from $13.1 million in 1997, reflecting lower underground development spending. At Beartrack, 1998 expenditures decreased to $1.3 million to from $5.7 million in 1997 due to the completion of the leach pad expansion in 1997.

Expected cash requirements for 1999 include approximately $67 million for planned capital expenditures, primarily directed toward the construction of the El Penon mine, which is expected to be complete in the fourth quarter. Exploration spending in 1999 is expected to be approximately $9.0 million. The Company expects to fund its cash requirements from cash flow from operations, existing cash reserves and a $50 million fully underwritten bank loan facility.

Should the Company decide to develop other exploration and development properties, significant capital may be required. The Company believes that these capital requirements could be funded by existing cash reserves and by borrowings from third parties, although no assurance can be given that such borrowings will be available at rates acceptable to the Company.

Prior to December 31, 1998, the Company had agreed in principle to the terms of a $50 million loan facility with Standard Bank of London Limited. The financing will be secured by the El Penon assets and by a Corporate guarantee until commercial production is achieved. Upon reaching commercial production, the Corporate guarantee will be eliminated and the project assets alone will secure the loan. The interest rate will be 2.25% over the London Interbank Lending Rate (LIBOR) through the end of performance testing; thereafter, the rate will be 2% over LIBOR. The loan is expected to be signed in March, and will mature over a six-year period ending December 31, 2004, with a one-year initial grace period during which interest will accrue, but no payments will be due. In connection with this financing, the Company has entered into contracts hedging 9.3 million ounces of silver at a forward price of $5.34 per ounce, and 300,000 ounces of gold at prices ranging from $294 to $335 per ounce. An additional 150,000 ounces of gold will be hedged to complete the loan requirements. These contracts mature over the life of the loan, beginning in January 2000. The total ounces hedged represent approximately one-third of the project's annual production of gold and one-half of the annual production of silver for the years the hedges are in effect.

Preparing for the Year 2000

The Year 2000 issue, which may cause computers and date-sensitive devices which employ microprocessors to be unable to correctly process data for dates occurring after 1999, has the potential to impact many businesses. In 1997, Meridian Gold implemented an action plan to address the impact of potential Year 2000 problems on the Company.

The first phase, inventorying all hardware, software and equipment control systems at all locations, was completed during 1998. This evaluation included the operating hardware and software at the Beartrack heap leach operation and the construction parameters and contracts relating to the construction of El Penon. The second phase, to test in a Year 2000 environment specific hardware and software identified in phase one and confirm their compliance or to reprogram or replace equipment where necessary began in 1998 and is expected to be completed by September 1999. The Company is also in the process of contacting key refiners and suppliers to determine whether they are actively managing the Year 2000 risk and working toward compliance by the end of 1999. Contingent suppliers and refiners will be contacted for those who do not confirm compliance.

To date the cost of testing and compliance or upgrade measures has not been significant at less than $50,000. Based on the work done to date no material issues have been identified. Future spending is also not expected to exceed $50,000 to complete compliance, however, subsequent work may lead to discovery of material issues.

It is currently believed that the Company's critical operating and financial systems are all Year 2000 compliant. However, it is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved. Failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. The implementation of the Year 2000 action plan is expected to significantly reduce the uncertainty of the Year 2000 issue.

Outlook

Gold production is estimated to be approximately 250,000 ounces in 1999. Cash costs should be approximately $200 per ounce, with Beartrack producing at $205 per ounce due to increased ore grades, Jerritt Canyon producing at $210 per ounce, and El Penon producing at less than $180 per ounce. Exploration efforts will be focused on increasing reserves and resources at El Penon, continuing exploration programs at Jerritt Canyon, and "grass roots" prospecting, primarily in Latin America. Exploration work is also planned at the Company's Rossi project in Nevada. Funding will be provided by the Company's joint venture partner, Barrick Gold Corporation, under the terms of the joint venture agreement.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders,
Meridian Gold Inc.:

We have audited the accompanying consolidated balance sheets of Meridian Gold Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1998 which, as described in Note 1, have been prepared on the basis of accounting principles generally accepted in Canada. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Gold Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with accounting principles generally accepted in Canada.

KPMG  LLP
Denver, Colorado
January 29, 1999

MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

The accompanying consolidated financial statements and all of the data included in this annual report have been prepared by and are the responsibility of the management of the Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and reflect management's best estimates and judgements based on currently available information. The Company has developed and maintains systems of internal accounting controls in order to assure, on a reasonable and cost-effective basis, the reliability of its financial information, and that its assets are safeguarded from loss.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control. The Board exercises its responsibilities through the Audit Committee of the Board which meets with the external auditors to satisfy itself that the management's responsibilities are properly discharged and to review the financial statements before they are presented to the Board of Directors for approval.

The consolidated financial statements have been audited by KPMG LLP. Their report outlines the scope of their examination and their opinion on the consolidated financial statements.

Brian J. Kennedy                           Edward H. Colt
President & Chief Executive                Vice President, Finance & Chief
     Officer                                   Financial Officer

January  29, 1999

MERIDIAN GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31

   (in thousands of United States dollars, except per share data)

 --------------------------------------------------------------------------------------------------------
                                                                     1998          1997           1996
 --------------------------------------------------------------------------------------------------------
  Sales ....................................................     $  65,676      $  68,740      $  76,230
  Costs and expenses
    Cost of sales ..........................................        48,961         54,544         54,290
    Depreciation, depletion, and amortization ..............        22,168         23,346         21,068
    Exploration costs ......................................        13,133         31,107         13,357
    Selling, general and administrative expenses ...........         7,172          6,242          6,397
    Other operating expense (income) .......................        (3,595)           401          1,926
    Provision for impairment of mining properties ..........        19,768         26,233             --
                                                                 ----------------------------------------
  Total costs and expenses .................................       107,607        141,873         97,038
                                                                 ----------------------------------------
  Operating loss ...........................................       (41,931)       (73,133)       (20,808)

  Interest income ..........................................         2,686          3,788          4,953
  Gain on sale of assets ...................................            14            178             --
                                                                 ----------------------------------------
  Net loss .................................................     $ (39,231)     $ (69,167)     $ (15,855)

 (note 1) Loss per common share ............................         (0.53)     $   (0.94)     $   (0.22)
---------------------------------------------------------------------------------------------------------

 See notes to consolidated financial statements


MERIDIAN GOLD INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
December 31

                     (in thousands of United States dollars)
--------------------------------------------------------------------------------
                                                             1998         1997
--------------------------------------------------------------------------------
                 ASSETS
                 Current assets:
(note 1)         Cash and cash equivalents                $  34,122    $  54,321
                 Trade and other receivables                  8,051        1,249
(note 3)         Inventories                                  6,302        9,982
                 Other current assets                         1,526        3,359
                                                        ------------------------
                 Total current assets                        50,001       68,911
(note 4)         Property, plant and equipment, net          57,515       75,687
(notes 1 and 12) Other assets                                 2,625        3,349
                                                        ------------------------
                 Total assets                              $110,141    $ 147,947
                                                        ------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 Current liabilities:
                 Accounts payable, trade and other        $   3,894    $   5,272
(note 6)         Accrued and other liabilities                9,652        8,878
                                                        ------------------------
                 Total current liabilities                   13,546       14,150
                                                        ------------------------
(note 7)         Other long-term liabilities                 23,118       21,235

(note 1)         Shareholders' equity:
                 Series 1 preferred shares, no par value
                   authorized unlimited shares, 10,000
                   shares issued and outstanding in 1998
                   and 1997                                     100          100
                 Common shares, no par value, authorized
                   unlimited shares, 73,641,420 and
                   73,601,495  shares issued and
                   outstanding in 1998 and 1997,
                   respectively                              68,595       68,449
                 Additional paid-in capital                   3,658        3,658
                 Retained earnings                            1,124       40,355
--------------------------------------------------------------------------------
                 Total shareholders' equity                  73,477      112,562
--------------------------------------------------------------------------------
                 Total liabilities and shareholders'
                   equity                                 $ 110,141    $ 147,947
--------------------------------------------------------------------------------
     See notes to consolidated financial statements.

     Signed on behalf of the Board of Directors:


Dr. David S. Robertson                Brian J. Kennedy
Director                              Director



MERIDIAN GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31

                     (in thousands of United States dollars)
--------------------------------------------------------------------------------------------
                                                           1998          1997          1996
--------------------------------------------------------------------------------------------
 Cash flows from operating activities:

 Net loss                                              $(39,231)     $(69,167)     $(15,855)

 Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
 Provision for depreciation,
     depletion and amortization ..................       22,168        23,346        21,068
 Gain on sale of asset ...........................          (14)         (178)           --
 Provision for impairment of mining properties ...       19,768        26,233            --
 Provision for reclamation, net of costs incurred           972         5,487         7,174
 Provision for doubtful note receivable ..........           --            --         1,700
 Issuance of preferred stock as compensation .....           --            --           100
 Accrued pension cost ............................          172           310            --

 (Increase) decrease in assets:
 Trade and other receivables .....................       (6,802)          519         3,091
 Inventories .....................................        3,680         6,781        (1,971)
 Other current assets ............................        1,833          (642)        1,379
 Other assets ....................................          616           680         2,497

 (Decrease) increase in liabilities:
 Accounts payable, trade and other ...............       (1,378)       (2,277)          441
 Accrued and other liabilities ...................          870         1,428          (610)
 Amounts due to FMC Corporation ..................           --            --        (2,275)
 Other long-term liabilities .....................        1,173            82        (1,380)
                                                      -------------------------------------
 Net cash provided by (used in)
      operating activities .......................        3,797        (7,398)       15,359
                                                      -------------------------------------
 Cash flows from investing activities:
 Capital spending ................................      (23,774)      (18,959)      (13,882)
 Disposal of property, plant and equipment .......          132           591           172
                                                      -------------------------------------
 Net cash used in investing activities ...........      (23,642)      (18,368)      (13,710)
                                                      -------------------------------------
 Cash flows from financing activities:
 Proceeds from sale of common stock ..............          146            17           560
 Repayments of long-term debt ....................         (500)       (2,500)       (1,000)
 Capital contribution, net of return of
      capital related to the reincorporation .....           --            --         2,186
                                                      -------------------------------------
 Net cash provided by (used in)
      financing activities .......................         (354)       (2,483)        1,746
                                                      -------------------------------------
 Increase (decrease) in cash and cash
      equivalents ................................      (20,199)      (28,249)        3,395
 Cash and cash equivalents,
      beginning of year ..........................       54,321        82,570        79,175
                                                      -------------------------------------
 Cash and cash equivalents, end of year ..........     $ 34,122      $ 54,321      $ 82,570
                                                      -------------------------------------
 Supplemental disclosure of cash flow information:

Cash paid and (refunds received) for income taxes during 1998, 1997, and 1996 were ($1,450), $2,324, and ($1,454), respectively.

            See notes to consolidated financial statements



MERIDIAN GOLD INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year ended December 31
(in thousands of U.S. Dollars)
----------------------------------------------------------------------------------------------------------------------
                                       Number of    Number of
                            Number of  Meridian     Meridian              Meridian   Meridian
                            FMC Gold     Gold         Gold      FMC Gold    Gold       Gold     Additional
                             Common    Preferred     Common      Common   Preferred   Common     Paid-in    Retained
                             Shares     Shares       Shares      Shares    Shares     Shares     Capital    Earnings
----------------------------------------------------------------------------------------------------------------------

        Balance
         December 31, 1995   73,484                             $  735       $        $          $68,609     $125,377

        Issuance of shares
         upon exercise of
         stock options          113                                  1                               559

(note 1)Reincorporation     (73,597)                 73,597       (736)                 69,904   (69,168)
        Net loss                                                                                              (15,855)
(note 1)Return of capital
         in connection with
         the reincorporation                                                            (1,472)
(note 1)Capital contribution
         related to the
         reincorporation                                                                           3,658
        Preferred shares
         issued                             10                                 100
----------------------------------------------------------------------------------------------------------------------
        Balance
         December 31, 1996                  10       73,597                    100      68,432     3,658      109,522
        Net loss                                                                                              (69,167)
        Issuance of shares
         upon exercise of
         stock options                                    4                                 17
----------------------------------------------------------------------------------------------------------------------
        Balance
         December 31, 1997                  10       73,601                    100      68,449      3,658      40,355
        Net loss                                                                                              (39,231)
        Issuance of shares
         upon exercise of
         stock options                                   40                                146
----------------------------------------------------------------------------------------------------------------------
        Balance
         December 31, 1998                  10       73,641     $            $ 100    $ 68,595   $  3,658    $  1,124
----------------------------------------------------------------------------------------------------------------------

        See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31

note 1  PRINCIPAL ACCOUNTING POLICIES
--------------------------------------------------------------------------------
NATURE OF OPERATIONS AND BACKGROUND

Meridian Gold Inc. ("Meridian") is an exploration oriented gold producer.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Meridian and its predecessor, FMC Gold Company ("FMC Gold"), and all majority-owned subsidiaries (collectively referred to as "the Company"). The accounts of joint ventures in which the Company holds an interest are consolidated on a pro rata basis. All significant intercompany accounts are eliminated in consolidation.

Meridian commenced operations in July, 1996 upon completion of a series of transactions in which the Company was reincorporated in Canada and became the successor to the business of FMC Gold (the "Reincorporation"). In connection with the Reincorporation, FMC Gold shareholders received one share of Meridian common stock and a $0.02 per share return of capital, totaling approximately $1.5 million, in exchange for each common share held in FMC Gold. The accompanying statement of shareholders' equity for the year ended December 31, 1996 includes adjustments to give effect to the Reincorporation. Additionally, FMC Corporation ("FMC") sold its 80 percent interest in Meridian through a public offering of Meridian's common stock. Concurrent with FMC's sale of its interest in Meridian, FMC made a capital contribution to Meridian totaling approximately $3.7 million. FMC Gold shares were subsequently cancelled.

As a result of the Reincorporation as a Canadian company, in 1996 the Company began reporting its financial statements in accordance with Canadian GAAP, which differs in some respects from U. S. GAAP. Differences between U.S. and Canadian GAAP do not have a material effect on the financial statements presented. The accompanying consolidated financial statements are presented in U.S. dollars.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Meridian considers all highly liquid marketable securities with remaining maturities at date of purchase of fewer than 91 days to be cash equivalents. Cash equivalents consist primarily of Euro dollar time deposits with major commercial banks and totaled approximately $33.5 million and $54.3 million at December 31, 1998 and 1997, respectively. The book value of cash equivalents approximates fair value.

INVENTORIES

Inventories are stated at the lower of the average cost or market, and include labor, materials, other production costs and depreciation. No inventory value is assigned to stockpiled ore, except for in-process leach-pad ore where cost includes labor, materials and other production costs.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including development costs and capitalized interest associated with the construction of certain capital assets, are recorded at cost. Depreciation, depletion and amortization for financial reporting purposes are provided on a units of production basis or on the straight-line basis over the shorter of the estimated lives of the assets or the estimated proven and probable recoverable reserves. Gains and losses are reflected in income upon sale or retirement of assets.

MINERAL EXPLORATION AND DEVELOPMENT COSTS

Mineral exploration costs are expensed as incurred. Development costs applicable
to  mineralized   properties   deemed  capable  of  commercial   production  are
capitalized and then amortized using the units of production method.

RECLAMATION

Reclamation and shutdown costs to be incurred following mine closures are estimated and accrued over the life of each mine using the units of production method.

REVENUE RECOGNITION

Sales are recognized upon shipment of gold and silver dore to third parties.

INCOME TAXES

The Company adopted the asset and liability method of accounting for income taxes in 1997, and elected to apply the new method retroactive to January 1, 1995. The retroactive application of the new method of accounting for income taxes had no effect on the financial statements for 1997 or 1996.

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FORWARD SALES AND HEDGING

In order to reduce its exposure to decreasing prices for future gold production, the Company has hedged portions of future gold production by entering into put option contracts. The costs of the contracts are deferred and recognized as a reduction of sales when the hedged production is sold. Proceeds received upon the exercise of put options are recorded as sales when the hedged production is sold.

LOSS PER COMMON SHARE

Loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the year (73,608,853 shares in 1998, 73,600,788 shares in 1997 and 73,563,087 shares in 1996).

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1998 the book value of the Company's financial instruments approximates their fair value except as disclosed in Note 12.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

note 2  ACQUISITIONS AND DIVESTITURES
--------------------------------------------------------------------------------

On November 30, 1995, the Company's 100 percent interest in Paradise Peak Corporation was sold to Arimetco Inc. for $4 million, consisting of $2.0 million in cash and a note receivable for $2.0 million, resulting in a $1.7 million gain on the sale of the assets and the reversal of $4.5 million of accrued reclamation costs through cost of sales. In January 1997, Arimetco Inc. declared bankruptcy under Chapter 11. During the year ended December 31, 1996 the Company recorded a provision of $2.0 million for the promissory note that was due in November 1996.

In June 1994, the Company agreed to purchase the remaining 14 percent interest in the Beartrack joint venture from Minex for $6.0 million. Installments of $1.5 million each were paid to Minex in June 1994 and June 1995; installments of $1.0 million each were paid in June 1996 and June 1997 and an installment of $0.5 million was paid in June 1998. The balance payable to Minex at December 31, 1998 is $0.5 million, due in 1999.

note 3  INVENTORIES
--------------------------------------------------------------------------------

Inventories (at cost) consist of the following:

(in thousands)                               1998          1997
-----------------------------------------------------------------
Gold and silver                          $    220     $      11
Leach pad ore                               5,262         8,964
Materials and supplies                        820         1,007
-----------------------------------------------------------------
Total                                    $  6,302     $   9,982
-----------------------------------------------------------------

Gold and silver inventories are in the form of dore, which is delivered to precious metal treatment facilities for further processing.

Leach pad ore inventory includes the labor, materials, and other production costs of loading ore on the heap leach pads at the Beartrack mine. At December 31, 1998, there were approximately 16.1 million tonnes of ore under leach containing approximately 34,000 ounces of gold. At December 31, 1997 approximately 12.0 million tonnes of ore were under leach, containing approximately 58,000 ounces of gold.

note 4  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------

Property, plant and equipment consists of the following:

(in thousands)                           1998            1997
----------------------------------------------------------------
Land and land improvements            $   20,804     $   15,792
   Less accumulated depreciation         (12,303)        (5,682)
----------------------------------------------------------------
                                           8,501         10,110

----------------------------------------------------------------
Buildings                                 13,087         12,829
 Less accumulated depreciation            (9,281)        (6,396)
----------------------------------------------------------------
                                           3,806          6,433

----------------------------------------------------------------
Machinery and equipment                  109,584        118,537
   Less accumulated depreciation         (90,867)       (89,265)
----------------------------------------------------------------
                                          18,717         29,272

----------------------------------------------------------------
Development costs                         98,317         93,574
   Less accumulated depletion            (88,891)       (75,411)
----------------------------------------------------------------
                                           9,426         18,163

----------------------------------------------------------------
Construction in progress                  17,065         11,709
----------------------------------------------------------------
Net property, plant and equipment       $ 57,515    $    75,687
================================================================


Allocated to the projects as follows:

----------------------------------------------------------------
(in thousands)                            1998           1997
----------------------------------------------------------------
Beartrack mine                         $  19,562     $  53,149
Jerritt Canyon mine                       17,893        15,339
Rossi project                              5,500         5,500
El Penon project                          12,920           501
Royal Mountain King property                 449           449
Administrative offices                     1,191           749
----------------------------------------------------------------
Net property, plant and equipment      $  57,515     $  75,687
================================================================


note 5  JOINT VENTURE
--------------------------------------------------------------------------------

The Company's 30% interest in the Jerritt Canyon Joint Venture is reflected in the consolidated financial statements on a pro rata basis. The Company's share of the joint venture's assets, liabilities, revenues and expenses included in the accompanying financial statements are as follows:

--------------------------------------------------------------------------------------
(in thousands)                                        1998         1997          1996
--------------------------------------------------------------------------------------
Current assets                                    $  1,071    $   2,065      $  2,832
Property, plant and equipment, net                  17,893       15,339        38,889
Investments and other assets                           492          561           649
--------------------------------------------------------------------------------------
Total assets                                        19,456       17,965        42,370
--------------------------------------------------------------------------------------
Current liabilities                                  3,657        2,219         3,171
Long-term liabilities                               12,530        9,720         4,565
Other                                                   --           --           315
--------------------------------------------------------------------------------------
Total liabilities                                   16,187       11,939         8,051
--------------------------------------------------------------------------------------
Equity in Joint Venture                           $  3,269    $   6,026     $  34,319
--------------------------------------------------------------------------------------
Revenue                                           $ 30,506    $  30,559     $  35,781
Expenses
   Cost of sales                                    20,791       29,060        27,524
   Depreciation, depletion and amortization          6,617       10,053        10,316
   Impairment of assets                                 --       26,233         3,225
--------------------------------------------------------------------------------------
Net operating income (loss)                       $  3,098    $ (34,787)    $  (5,284)
--------------------------------------------------------------------------------------



Cash provided by operating activities             $ 14,297    $  11,403     $   9,932
Cash used in investing activities                   (9,184)     (12,737)       (8,821)
Cash provided by (used in) financing activities         --            -             -
--------------------------------------------------------------------------------------


note 6  ACCRUED AND OTHER LIABILITIES
--------------------------------------------------------------------------------

Accrued and other liabilities consist of the following:

(in thousands)                                            1998          1997
--------------------------------------------------------------------------------
Shutdown and reclamation accrual (notes 1 and 7)     $   3,265     $   3,356
Notes payable (note 2)                                     500           500
Accrued bonus and payroll                                2,707         1,354
Other                                                    3,180         3,668
--------------------------------------------------------------------------------
Total                                                $   9,652     $   8,878
--------------------------------------------------------------------------------

note 7  OTHER LONG-TERM LIABILITIES
--------------------------------------------------------------------------------

Other long-term liabilities consist of the following:

(in thousands)                                                1998          1997
--------------------------------------------------------------------------------
Shutdown and reclamation accrual (notes 1 and 6)        $   19,521   $    18,453
--------------------------------------------------------------------------------
Accrued pension cost (note 10)                                 482           310
Notes payable (note 2)                                           -           500
Other                                                        3,115         1,972
--------------------------------------------------------------------------------
Total                                                    $  23,118     $  21,235
--------------------------------------------------------------------------------

Shutdown and reclamation accruals represent estimated costs of earthwork, including detoxification and recontouring, revegetation, and stabilization. The costs of heap-leach encapsulation and facility decommissioning are also included in these accrued costs.

In determining the estimated costs, the Company considers such factors as changes in laws and regulations, the likelihood that additional permits will be required, and requirements under existing operating permits. Such analyses are performed on an ongoing basis.

Although the ultimate amount of reclamation obligations to be incurred is uncertain, as of December 31, 1998 Meridian has estimated these costs for all of its properties to be $34.8 million, and at December 31, 1998, accrued reclamation costs, including the current portion, were $22.8 million for all properties. The provision for reclamation costs charged to operations was $4.2 million, $9.7 million, and $8.9 million in 1998, 1997 and 1996, respectively. Actual reclamation expenditures were $3.2 million, $4.2 million, and $1.6 million in 1998, 1997 and 1996, respectively.

note 8  INCOME TAXES
--------------------------------------------------------------------------------

In 1995 and prior to the Reincorporation in 1996, the Company was included in FMC's consolidated federal income tax return. Under a tax-sharing agreement with FMC, the Company paid to FMC amounts generally equal to the tax the Company would have been required to pay had it filed a separate return, and FMC paid to the Company amounts generally equal to any tax benefits the Company would have realized on a separate return basis which were realized by FMC. Under the terms of the agreement, the Company is obligated to reimburse FMC for any amounts, including penalties and interest, that it may be assessed upon an examination of the consolidated returns by the IRS, to the extent that the additional income taxes are attributable to the Company's operations prior to the Recapitalization. The Company believes that it has adequately provided for any amounts that may ultimately be payable to FMC under the agreement.

In connection with the Reincorporation, Meridian and FMC jointly agreed to elect to treat the disposition of the shares of Meridian by FMC as an asset sale. As a result, Meridian's assets were adjusted to their fair market value for income tax purposes. Accordingly, the Company's net operating loss and alternative minimum tax credit carryforwards remained with FMC at the time of the Reincorporation.

On October 26, 1998, the Company entered into foreign investment contracts under Chilean Decree Law 600 ("DL600"), under which all prior spending in Chile by the Company was consolidated. Under the provisions of these DL600 contracts, the Company has elected to have its earnings taxed at a rate of 42% based on Chilean tax statutes in effect as of the date of the contracts. As provided for in the statutes governing the DL600 contracts, the Company retains the right to elect that future earnings be taxed at the statutory rate rather than the rate provided in the DL600.

The income tax provision (benefit) differs from that computed by applying the United States applicable federal statutory rate of approximately 34 percent to income before taxes as follows:

Year ended December 31
------------------------------------------------------------------------------------------------------
(in thousands)                                                           1998         1997       1996
------------------------------------------------------------------------------------------------------
Income tax benefit calculated using statutory tax rate                (13,339)     (23,516)    (5,391)
Increase in valuation  allowance for future income tax assets           13,125       23,441     5,371
Other                                                                      214           75        20
------------------------------------------------------------------------------------------------------
Actual tax provision (benefit)                                        $      -     $      -     $   -
======================================================================================================

The significant components of the Company's future income tax assets and liabilities at December 31, 1998 and 1997 are as follows:



(in thousands)                                         1998         1997
--------------------------------------------------------------------------
Future income tax assets:

U.S.:

       Property, plant and equipment               $ 18,304     $  14,780
       Reclamation reserves                           6,920         5,969
       Net operating loss carryforwards               2,278           340
       Other, net                                     1,290           340
Chile:
       Property, plant and equipment                  1,902         7,888
       Net operating loss carryforwards              12,988         1,598
       Other, net                                       360           225
Other foreign:
       Net operating loss carryforwards               1,098           875
       Other, net                                         -             _
--------------------------------------------------------------------------
Total future income tax assets                       45,140        32,015
Valuation allowance                                 (42,640)      (29,515)
--------------------------------------------------------------------------
Future income tax assets, net of allowance            2,500         2,500
--------------------------------------------------------------------------
Future income tax liabilities - U.S.:
       Other, net                                    (2,500)       (2,500)
--------------------------------------------------------------------------
Total future income tax liabilities                  (2,500)       (2,500)
--------------------------------------------------------------------------
Net future income tax assets                         $    -        $    -
--------------------------------------------------------------------------

At December 31, 1998, the Company and subsidiaries included in these consolidated financial statements had available U.S. loss carryforwards of approximately $6.7 million which expire in the years 2018 and 2019, a Chilean net operating loss carryforward of approximately $39.4 million, which may be carried forward indefinitely, and Canadian net operating loss carryforwards of approximately $3.2 million which will expire between the years 2003 and 2005.

note 9  GEOGRAPHIC SALES AND SALES TO MAJOR CUSTOMERS
--------------------------------------------------------------------------------

Sales to unaffiliated customers by destination of sale are as follows:

Year ended December 31
--------------------------------------------------------------
(in thousands)                1998         1997          1996
--------------------------------------------------------------
USA                       $  56,115     $ 17,545      $      -
Western Europe                9,561       51,195        75,724
--------------------------------------------------------------
Total                     $  65,676     $ 68,740        75,724
--------------------------------------------------------------

The Company's gold and silver dore production is purchased and refined by European and United States refiners. Sales were to two refiners in 1998 and 1996, and to three refiners in 1997, each representing 10 percent or more of consolidated sales. Sales to these companies amounted to $62.9 million in 1998, and $67.8 million in 1997, and $75.6 million in 1996. The Company believes that several other refiners would be willing to purchase the Company's production should any of the current refiners discontinue buying the Company's production.

note 10  EMPLOYEE PLANS
--------------------------------------------------------------------------------

The Company has a defined benefit pension plan covering substantially all salaried employees. Pension benefits are generally based on years of service and average yearly earnings. The Company's funding policy is to contribute the minimum amount required by applicable regulations. The amortization period for unrecognized gains and losses is 12 years and is based on the expected average remaining service life of eligible employees. Net periodic pension expense is composed of the following:

----------------------------------------------------------------------
                                             Years Ended December 31,
(in thousands)                              1998                 1997
----------------------------------------------------------------------
Accrual for service cost                  $  287               $  265
Interest cost                                156                  124
Return on assets                            (154)                (121)
Net amortization and deferral                (24)                  --
----------------------------------------------------------------------
Net periodic pension cost                    265                  268
----------------------------------------------------------------------

The  following   table   represents  the  plan's  funded  status  and  actuarial
assumptions at December 31, 1998 and 1997:

(in thousands)                                      1998                 1997
--------------------------------------------------------------------------------
Projected benefit obligation                       $2,395               $1,897
Market value of plan assets                         2,562                1,875
--------------------------------------------------------------------------------
Projected benefit obligation
  in excess of (less than) plan assets               (167)                  22
Unrecognized net gain                                 649                  288
--------------------------------------------------------------------------------
Accrued pension cost                                  482                  310
--------------------------------------------------------------------------------
Actuarial assumptions:
Weighted average discount rate                        8.25%               8.25%
Weighted average rate of compensation increase        6.59%               6.90%

The Company also has a non-qualified unfunded supplementary retirement plan that provides employees with retirement benefits in excess of qualified plan limits imposed by law. At December 31, 1998, the projected benefit obligation under this plan totaled approximately $0.5 million. The projected benefit obligation
(PBO) is determined using the same methods and assumptions as those used for the calculation of the PBO for the qualified plan discussed above.

note 11 SHARE CAPITAL
--------------------------------------------------------------------------------

The authorized share capital of the Company consists of an unlimited number of preferred shares without par value and an unlimited number of common shares without par value. Preferred shares are issuable in series. The Board of Directors is authorized to fix the designation, rights, privileges, restrictions and conditions attaching to the shares of each series. The preferred shares rank prior to the common shares with respect to dividends and return of capital on dissolution. Except with respect to matters as to which the holders of preferred shares as a class are entitled by law to vote, the holders of preferred shares are not entitled to vote.

The Company had outstanding 10,000 shares of Series 1 preferred stock at December 31, 1998 and 1997. The shares are redeemable by the Company at any time and are subject to mandatory redemption by the holder on July 26, 2001 at $10 per share. Dividends at 5% per annum payable on the preferred shares are recorded as compensation expense.

In 1989, the stockholders of FMC Gold Company approved the FMC Gold Company 1988 Long-term Incentive Compensation Plan (the "1988 Plan"), which authorized the Board of Directors to grant stock options to key employees of the Company. Under the terms of the 1988 Plan, options were granted at the fair market value of the common stock as of the date of grant. Stock options granted in 1988 had an exercise price ranging from $9.625 to $10.625 and expired May 6, 1998. During 1992, additional options were granted to purchase 223,000 shares of common stock at an exercise price of $4.25, with an expiration date of April 2007. In connection with the Reincorporation, FMC Gold stock options granted under the 1988 Plan were converted to options to purchase a like number of common shares of the Company.

During 1996, the Company's shareholders adopted the Meridian Gold Inc. 1996 Stock Option Plan (the "1996 Plan"), which provides for the granting of stock options to certain directors, officers and employees of the Company. A maximum of 3,750,000 shares of common stock are reserved for issuance under the 1996 Plan. Options are granted at exercise prices equal to the fair market value of the common stock at date of grant, for a term of ten years. The options vest over periods of one to five years.

At  December  31,  1998  options  to  purchase   3,257,033  common  shares  were
outstanding with terms ranging up to ten years as detailed in the following table:

                                      Number of                Option Price
                                   Common Shares             U.S. $ per Share
--------------------------------------------------------------------------------
Outstanding, December 31, 1995           330,800              4.250 - 10.625
Granted in 1996                        1,544,150              3.650 -  4.500
Exercised in 1996                       (113,100)             3.650 -  4.500
Surrendered in 1996                      (81,900)             3.650 - 10.625
--------------------------------------------------------------------------------
Outstanding, December 31, 1996         1,679,950              3.650 - 10.625
Granted in 1997                          932,900              2.250 -  5.250
Exercised in 1997                         (4,000)                      4.250
Surrendered in 1997                      (34,775)             3.650 -  4.250
--------------------------------------------------------------------------------
Outstanding, December 31, 1997         2,574,075              2.250 - 10.625
Granted in 1998                        1,264,000              3.187 - 4.6250
Exercised in 1998                        (39,925)                      3.650
Surrendered and expired in 1998         (541,117)             3.650 - 10.625
--------------------------------------------------------------------------------
Outstanding, December 31, 1998         3,257,033              2.250 -  5.250
Exercisable, December 31, 1998           448,641              2.250 -  4.250


In July 1996, the Company established a Shareholder Rights Plan. The Plan has a term of three years and expires on July 31, 1999. In implementing the Plan, one Right was distributed for each common share outstanding on July 31, 1996, as well as each common share to be issued prior to the Separation Time. The "Separation Time" is defined as the eighth trading day after the earlier of (i) the first date of public announcement that a person or group other than certain exempt persons (an "Acquiring Person"), together with affiliates or associates, has acquired, or obtained the right to acquire, 20% or more of any class of voting shares of the Company; or (ii) the date of commencement or announcement of a Take-over Bid (as defined in the Shareholder Rights Plan Agreement). A "Take-over Bid" means an offer to acquire voting shares of the Company (or securities convertible into such shares) which, if successful, would result in the person making such an offer ("the Offeror") beneficially owning 20% or more of any class of the voting shares of the Company.

The Shareholder Rights Plan Agreement provides that, until the Separation Time, the Rights will be transferred with and only with the common shares. After the Separation Time, separate Rights Certificates will be mailed to holders of record of the common shares as of the Separation Time. After the Separation Time and prior to the Expiration Time, the Rights are exercisable by the holders. Each Right will entitle the holder to purchase one common share for the Exercise Price (as defined in the Shareholder Rights Plan Agreement).

note 12 HEDGING CONTRACTS
--------------------------------------------------------------------------------

The Company has hedged portions of future gold production by entering into put option contracts. Hedging gains recognized on put option contracts were $2.8 million in 1998 and $0.9 million in 1997; there was no put option revenue in 1996. At December 31, 1998, the carrying value of the remaining options (at cost) was $1.3 million ($1.8 million at December 31, 1997), and was included in other assets. The estimated market value of the put options as of December 31, 1998 and 1997, was approximately $7.5 million and $9.2 million, respectively. The value of these options varies with changes in the market price of gold.

The options are exercisable at a strike price of $400 per ounce, according to the following schedule:

                              Options          Exercise
                              (ounces)         Date
                              --------         --------
                              32,000           12/29/99
                              32,000           12/27/00
                              27,000           12/27/01

note 13 COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

The Company leases office and warehouse space in Reno and Santiago, as well as various types of equipment (primarily mobile mining equipment at the Beartrack mine) under operating leases. Total rent expense under all operating leases amounted to $2.3 million, $1.9 million and $2.1 million for 1998, 1997 and 1996, respectively. Minimum future rentals under noncancellable leases aggregated approximately $8.4 million as of December 31, 1998, and are estimated to be payable $2.0 million in 1999, $2.0 million in 2000, $2.0 million in 2001, $0.6 million in 2002, $0.4 million in 2003, and $1.4 million thereafter.

Since November 1995, the National Forest Service and the National Marine Fisheries Service have been working under court order to complete a reinitiated consultation under Section 7 of the Endangered Species Act ("the Act") on the potential impacts of the Beartrack Mine on salmon and their designated critical habitat listed under the Act. Pursuant to this reinitiated consultation, under
Section 7(d) of the Act, the Forest Service has allowed Meridian to continue all ongoing activities at the Beartrack Mine. The reinitiated consultation is still ongoing as of the date of this report. Under the relevant statutory and regulatory authorities, the results of a consultation can range from no impact to modest or significant impact on the activities under review. In an extreme situation, a consultation could result in the cessation of activities altogether, a potential result which the Company believes to be remote in the case of Beartrack Mine, which has been in operation and production since mid-1995. The Company believes that the ongoing operation of the Beartrack Mine will not jeopardize threatened species or adversely modify or destroy designated critical habitat, and that upon completion of the reinitiated consultation, the mine will be permitted to continue operation. The Company is exposed to certain other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company.

note 14 UNCERTAINTY DUE TO THE YEAR 2000 ISSUE
--------------------------------------------------------------------------------

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and , if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

SUPPLEMENTARY DATA

(in millions of US dollars except share and per share data)

QUARTERLY RESULTS AND STOCK MARKET DATA
------------------------------------------------------------------------------------------------------------------------------
                                             1998                                                1997
------------------------------------------------------------------------------------------------------------------------------
                             4th            3rd         2nd          1st          4th          3rd          2nd          1st
                             Qtr.           Qtr.        Qtr.         Qtr.         Qtr.         Qtr.         Qtr.         Qtr.
------------------------------------------------------------------------------------------------------------------------------
Sales(1)                   $  21.3       $  14.2     $  15.9      $  14.3      $  20.4     $  17.5       $  16.9      $  14.0
------------------------------------------------------------------------------------------------------------------------------
Operating loss(1)            (21.2)         (8.8)       (6.0)        (5.9)        (9.2)      (48.2)         (8.8)        (7.0)
Gain (loss) on sale of
  assets(1)                     --            --          --           --         (0.2)        0.4            --           --
Interest income(1)             0.5           0.7         0.7          0.8          0.9         0.9           1.0          1.0
------------------------------------------------------------------------------------------------------------------------------
Net loss(1)                  (20.7)         (8.1)       (5.3)        (5.1)        (8.5)      (46.9)         (7.8)        (6.0)
Loss per common share(1)      (0.28)        (0.11)      (0.07)       (0.07)       (0.12)      (0.64)        (0.11)       (0.08)
------------------------------------------------------------------------------------------------------------------------------
Common stock prices(2)
     NYSE
          High            $ 5 13/16      $ 4 7/8      $ 4 1/16    $ 3 15/16    $ 4 15/16   $ 5          $ 5 1/2       $ 5 1/4
          Low             $ 4 5/8        $ 2 1/4      $ 2         $ 2 13/32    $ 1 15/16   $ 3 7/8      $ 4 3/8       $ 3 3/4
    TSE (CDN$)
          High            $ 9.00         $ 7.35       $ 6.00      $ 5.60       $ 6.80      $ 6.95       $ 7.70        $ 7.00
          Low             $ 7.20         $ 3.15       $ 2.85      $ 3.50       $ 2.75      $ 5.05       $ 6.05        $ 5.00
------------------------------------------------------------------------------------------------------------------------------------
(1) Quarterly figures may not sum to full-year amounts due to rounding.
(2) Meridian Gold shares are traded on both The Toronto Stock  Exchange  ("TSE")
and the New York Stock Exchange ("NYSE").

MERIDIAN GOLD INC. RESERVES AND OTHER MINERALIZED MATERIAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                 December 31, 1998                                 December 31, 1997
                                                 Ore Grade        Contained Ounces                   Ore Grade      Contained Ounces
                                                 ---------        ----------------                   ---------      ----------------
                                    Ore        Gold      Silver    Gold      Silver      Ore       Gold     Silver    Gold    Silver
                                   tonnes      (g/t)     (g/t)     (K oz)    (K oz)     tonnes     (g/t)    (g/t)    (K oz)   (K oz)
                                   (mils)                                               (mils)
------------------------------------------------------------------------------------------------------------------------------------
BEARTRACK
Proven and probable(1)                 5.7       1.5       ---       284       ---        13.8       1.2       ---     545       ---

JERRITT CANYON (30% share)
Proven and probable                    1.9       7.7       ---       479       ---         1.9       7.6       ---     470       ---
Other mineralized material             5.6       7.1       ---     1,259       ---         6.6       6.8       ---   1,458       ---

EL PENON
Proven and probable                    4.7       6.0        96       894    14,402         4.7       6.0        96     894    14,402
Other mineralized material             4.7      12.7       209     1,915    31,564         3.6       8.3       146     964    16,903

ROSSI
Other mineralized material             2.8      12.7       ---     1,069       ---         2.8      12.7       ---   1,069       ---

TOTAL - MERIDIAN'S SHARE
Proven and probable                                                1,657    14,402                                   1,909    14,402
Other mineralized material                                         4,243    31,564                                   3,491    16,903
------------------------------------------------------------------------------------------------------------------------------------
Gold Price Assumption ($/oz)                                        $300                                              $350
------------------------------------------------------------------------------------------------------------------------------------
(1) Beartrack gold price  assumption  used for proven and probable  reserves for
December 31, 1998 was $325 per ounce.

DIRECTORS

Dr. David S. Robertson
Chairman of the Board of Directors
Meridian Gold Inc.

Dr.   Robertson  is  currently  a  consultant  in  the  mining   industry.   His
distinguished career in the mining industry has spanned over 30 years. Dr. Robertson is noted for his extensive knowledge and research on reserve classification, mineral evaluation and economic geology, and has acted as a consultant on several mining projects. He has served as a director for several mining companies, and as president of the Canadian Institute of Mining, Metallurgy and Petroleum.

Brian J. Kennedy
President and Chief Executive Officer, Meridian Gold Inc.

Mr. Kennedy has been active in the gold industry since 1981. In 1996, he guided Meridian Gold Inc. through a successful secondary offering of shares that resulted in the independence of FMC Gold from its former parent company, FMC Corporation. Mr. Kennedy olds a BS degree from the US Naval Academy and an MBA from Harvard University

John A. Eckersley

Mr. Eckersley is a private investor and most recently held the position of Vice-President, Secretary and General Counsel of Placer Dome Inc., from which he retired in 1995 after 22 years of service. He holds a B.Sc. (Geology) and LLB from the University of British Columbia.

Christopher  R.  Lattanzi

Mr. Lattanzi, elected to the Board of Directors in February 1999, is a mining engineer and President of Micon International Limited, mineral industry consultants. He holds a B.Eng. (Mining) from the University of Melbourne, and has nearly 40 years of experience in the planning and supervision of mining operations, and as a consultant in the mining industry.

Malcolm W.  MacNaught

Mr. MacNaught is a private investor, who culminated a highly successful 28-year career in 1996 with Fidelity Investments where he managed the Fidelity Select Precious Metals and Minerals fund and the Fidelity Select American Gold Portfolio fund. He also acted as Manager of Fidelity Advisor Global Resources. Mr. MacNaught received his bachelors degree in economics at Yale College and his MBA from Northeastern University in Boston, Massachusetts.

Robert G. Matthews

Mr. Matthews is currently a private investor, who retired in 1990 as Vice President and Director, Corporate Finance with RBC Dominion Securities where he specialized in mine financing, mergers and acquisitions. He received a B.Sc. (Geology) from the University of Toronto. Mr. Matthews serves as a member of the board of directors for Samax Gold Inc. and Rayrock Resources Inc.


OFFICERS

Brian J. Kennedy
President and Chief Executive Officer

Christopher D.S. Bates
Vice-President, Business Development

Edward H. Colt
Vice-President, Finance and Chief Financial Officer

Peter C. Dougherty
Chief Accounting Officer and Controller

Wayne M. Hubert
Investor Relations Officer

Richard C. Lorson
Vice-President, Exploration

Edgar A. Smith
Vice-President, Operations, North America

Gonzalo F. Tufino
Vice-President and General Manager, El Penon

Corporate Offices
9670 Gateway Drive, Suite 200
Reno, NV  89511

Telephone: (775) 850-3777 or (800) 572-4519
Fax: (775) 850-3733

ANNUAL MEETING

The Company's annual shareholder meeting will be held at 4 p.m. on Wednesday, April 21, 1999 in the Main Dining Room of the National Club, 303 Bay Street, Toronto, Ontario.

INVESTOR RELATIONS

For public and media inquiries, or copies of the Company's annual information form, annual report or quarterly reports, please contact Wayne M. Hubert at
(775) 850-3730, or visit the Company's web site at www.meridiangold.com. The Company's filings with the U.S. Securities and Exchange Commission can be accessed at the SEC's web site: www.sec.gov. The Company's filings with the Ontario Securities Commission can be accessed on SEDAR at www.sedar.com.

TRANSFER AGENT AND REGISTRAR

The Trust Company of Bank of Montreal
129 St. Jacques Street, B Level North
Montreal, Quebec

H2Y 1L6
Attention: Shareholder Services
Telephone: (514) 877-7131

AUDITORS

KPMG LLP
Denver, Colorado

STOCK EXCHANGE LISTINGS

The Company's common shares are listed and traded on The Toronto Stock Exchange under the symbol "MNG" and on the New York Stock Exchange under the symbol "MDG".